Form 10-K
period 1997-12-31
AMRESCO RESIDENTIAL SECURITIES CORP MORT LOAN TRUST 1997-1
filed 1998-03-24
CIK 1036082

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               Commission File number 333-08687-13

 AMRESCO Residential Securities Corporation Mortgage Loan Trust
                             1997-1

          New York                           Application Pending
 (State of other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

   c/o The Bank of New York
   101 Barklay Street, 12E                     10286
         New York, NY                        (Zip Code)
    (Address of principal
      executive offices)

Registrant's telephone number, including area code:  (909) 605-7600

Securities registered pursuant to Section 12(b) of the Act:

             None                               None
    (Title of each class)            (Name of each exchange on
                                         which registered)
                              None
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not applicable.

Number of shares of common stock outstanding as of December 31, 1997. Not applicable.

      Documents Incorporated by Reference.  Not applicable.
                              PART I
ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

     AMRESCO Residential Securities Corporation (the "Depositor") is not aware of any material pending legal proceedings involving either the AMRESCO Residential Securities Corporation Mortgage Loan Trust 1997-1 (the "Trust") established pursuant to the Pooling and Servicing Agreement dated as of March 1, 1997, among the Depositor, AMRESCO Residential Mortgage Corporation in its capacity as seller, Advanta Mortgage Corp. USA, Long Beach Mortgage Company and Option One Mortgage Corporation as the servicers (the "Servicers"), and The Bank of New York in its capacity as trustee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1, A-1, A-3, A-4, A-5, A-6, A-7, A-8 and A-9 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders
of   beneficial  interests  in  such  Certificates.    Based   on
information obtained from DTC, as of January 29, 1998, there were 5 holders of the Class A-1 Certificates, 2 holders of the Class A-2 Certificates, 5 holders of the Class A-3 Certificates, 3 holders of the Class A-4 Certificates, 2 holders of the Class A-5 Certificates, 2 holders of the Class A-6 Certificates, 3 holders of the Class A-7 Certificates, 10 holders of the Class A-8 Certificates, and 8 holders of the Class A-9 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

     Not applicable.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Complication of Monthly Trustee's Statements attached as Exhibit
99.3 hereto, the gross servicing compensation paid to the Servicers for the year ended December 31, 1997 was $1,972,639.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                              Amount Owned
         Name and Address                     All Dollar Amounts Are
                                    Class     in Thousands

                                                    Principal      Percent
Bank of New York (The)                     A-1      10,000,000       26%
925 Patterson Plank Road
Secaucus, NJ 07094

Chase Manhattan Bank                       A-1      12,300,000       32%
4 New York Plaza
13th Floor
New York, NY 10004

Citibank, N.A.                             A-1      5,000,000        13%
P.O. Box 30576
Tampa, FL 33630-3576

United States National Bank of             A-1      11,000,000       28%
Oregon/FBNA
555 Sw Oak Place - 6
Portland, OR 97204

Chase Manhattan Bank                       A-2      25,200,000       72%
4 New York Plaza
13th Floor
New York, NY 10004

Chase Manhattan Bank/Chemical              A-2      10,000,000       28%
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

Bank of New York (The)                      A-3      18,100,000       40%
925 Patterson Plank Road
Secaucus, NJ 07094

Boston Safe Deposit and Trust Company       A-3      5,850,000        13%
Company
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Chase Manhattan Bank/Chemical               A-3      15,000,000      34%
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

SSB - Custodian                             A-3      5,000,000       11%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Bankers Trust                               A-4      6,000,000       31%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank/Chemical               A-4      11,400,000      59%
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004

Fiduciary SSB                               A-4      2,000,000       10%
108 Myrtle Street
New Port Office Building
North Quincy, MA 02171

Bankers Trust Company                       A-5      9,000,000       75%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Boston Safe Deposit and Trust Company       A-5      3,000,000       25%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA 15259

Bankers Trust Company                       A-6      8,000,000       60%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Prudential Securities Incorporated          A-6      5,400,000       40%
Prudential Securities Proxy Dept
111 Eight Avenue
New York, NY 10011

Bank of New York (The)                      A-7      5,000,000       25%
925 Patterson Plank Road
Secaucus, NJ 07094

Mercantile Safe Deposit & Trust             A-7      2,000,000       10%
766 Old Hammonds Ferry Road
Proxy Unit #230-20
Linthicum, MD 210990

Morgan Stanley & Co. Incorporated           A-7      13,106,000      65%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Amalgamated Bank of New York                A-8       1,475,000       7%
Pension & Trust Accounts
11-15 Union Square West
New York, NY 10003

Bankers Trust Company                       A-8       6,600,000      32%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                        A-8         925,000       5%
4 New York Plaza
13th Floor
New York, NY 10004

Investors Bank & Trust/ M.F.                A-8       1,425,000       7%
200 Clarendon Street
15th Fl Hancock Tower
Boston, MA 02116

Keybank National Association                A-8       2,075,000      10%
4900 Tiedeman Road
Brooklyn, OH 44144

Morgan Stanley & Co. Incorporated           A-8       6,475,000      32%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

Bankers Trust Company                       A-9      65,000,000      23%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank/Chemical               A-9      59,000,000      21%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Citibank, N.A.                              A-9      20,000,000       7%
P.O. BOX 30576
Tampa, FL 33630-3576

MMB/Midland Bank PLC                        A-9      28,000,000      10%
140 Broadway
Window 11, Lower Level
New York, NY 10015

Republic National Bank of New York          A-9      23,479,000       8%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY 11243

SSB - Custodian                             A-9      80,000,000      29%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA 02105-1631

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:


           Exhibit No.                      Description
            99.1 (a)    Statement of Compliance of the Servicer - Advanta
            99.1 (b)    Statement of Compliance of the Servicer - Option One
            99.1 (c)    Statement of Compliance of the Servicer -
                           AMREIQUEST (Long Beach)
            99.2 (a)    Annual Report of Independent Accountants with
                         respect to the Servicer's overall
                         servicing operations - Arthur Andersen LLP
            99.2 (b)    Annual Report of Independent Accountants with
                          respect to the Servicers' overall
                          servicing operations - KPMG Peat Marwick LLP
            99.2 (c)    Annual Report of Independent Accountants with
                          respect to the Servicers' overall
                          servicing operations - Deloitte & Touche LLP

(b)  Reports on Form 8-K.

     Reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                        Items Reported/Financial
     Date of Reports on Form 8-K             Statements Filed
       April 25, 1997               Trustee's Monthly Report for the March
                                        Monthly Period.
       April 30, 1997               Acquisition or Disposition of Assets.
                                        Subsequent Transfer Agreement.
       May 27, 1997                 Trustee's Monthly Report for the April
                                        Monthly Period.
       June 25, 1997                Trustee's Monthly Report for the May
                                        Monthly Period.
       July 25, 1997                Trustee's Monthly Report for the June
                                        Monthly Period.
       August 25, 1997              Trustee's Monthly Report for the July
                                        Monthly Period.
       September 25, 1997           Trustee's Monthly Report for the
                                        August Monthly Period.
       September 27, 1997           Amended Trustee's Monthly Report for
                                        the August Monthly Period.
       October 27, 1997             Trustee's Monthly Report for the
                                         September Monthly Period.
       November 25, 1997            Trustee's Monthly Report for the
                                         October Monthly Period.
       December 26, 1997            Trustee's Monthly Report for the
                                         November Monthly Period.
       January 26, 1998             Trustee's Monthly Report for the
                                         December Monthly Period.

                           SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                AMRESCO RESIDENTIAL SECURITIES CORPORATION on behalf of AMRESCO Residential Securities Corporation
                  Mortgage Loan Trust 1997-1


                    By:  /s/ Ron B. Kirkland
                    Name:    Ron B. Kirkland
                    Title:   Vice President and Chief Accounting
                             Officer


Date:  March 23, 1998

                       INDEX TO EXHIBITS
                           Item 14(C)


    Exhibit No.                   Description
     99.1 (a)      Statement of Compliance of the Servicer - Advanta
     99.1 (b)      Statement of Compliance of the Servicer - Option One
     99.1 (c)      Statement of Compliance of the Servicer - AMREIQUEST
                      (Long Beach)
    99.2 (a)       Annual Report of Independent Accountants with respect to
                      the Servicer's overall servicing operations -
                      Arthur Andersen LLP
    99.2 (b)       Annual Report of Independent Accountants with respect to
                      the Servicers' overall servicing operations -
                      KPMG Peat Marwick LLP
   99.2 (c)        Annual Report of Independent Accountants with respect to
                      the Servicers' overall servicing operations - Deloitte & Touche LLP